Form 10-K/A
WELLS FARGO ASSET SEC CORP MORT PASS THR CERT SER 2002-20
filed 2003-07-10
CIK 1207427

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 2


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Colonial Savings, F.A., as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) Mid America Bank, FSB, as Servicer <F1>
       e) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Colonial Savings, F.A., as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) Mid America Bank, FSB, as Servicer <F1>
       e) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Colonial Savings, F.A., as Servicer <F1>
       b) Hibernia National Bank, as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) Mid America Bank, FSB, as Servicer <F1>
       e) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Colonial Savings, F.A., as Servicer <F2>
       b) Hibernia National Bank, as Servicer <F2>
       c) HSBC Bank, USA, as Servicer <F2>
       d) Mid America Bank, FSB, as Servicer <F2>
       e) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


   (b) On January 08, 2003 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.




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

  Dated: June 30, 2003

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


      Date: 6/30/03


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

  Ex-99.1 (d)


KPMG (logo)

303 East Wacker Drive
Chicago, IL 60601-5212

Independent Accountants' Report

The Board of Directors
MidAmerica Bank fsb:

We have examined management's assertion included in the accompanying Management Assertion, that MidAmerica Bank, fsb (Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's
Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our with examination does not provide a legal determination on the Bank's compliance the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 20, 2003


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

/s/ David J. Hunter
David J. Hunter
President

/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management

/s/ Gary P. Zimmerman
Gary P. Zimmerman
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

  Ex-99.2 (d)


MidAmerica
Bank (logo)

55th & Holmes Avenue
Clarendon Hills, Illinois 60514-1500
(630) 325-7300
www.midamericabank.com


Management Assertion

As of and for the year ended December 31, 2002, MidAmerica Bank, fsb (Bank) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond policy in the amount of $20,000,000 aggregate and errors and omissions policy in the amount of $7,500,000.

March 20, 2003

/s/ Allen Koranda                      /s/ Kenneth Koranda
Allen Koranda                          Kenneth Koranda
Chairman of the Board and              President
Chief Executive Officer


/s/ Jerry Weberling
Jerry Weberling
Executive Vice President and
Chief Financial Officer


Paying a higher rate of attention.


Berwyn Broadview Burbank Chicago Cicero Clarendon Hills Downers Grove LaGrange Park Naperville Norridge Riverside Romeoville St. Charles Tinley Park Westchester Western Springs Wheaton

Equal Housing Lender
FDIC Insured


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

/s/ Gary P. Zimmerman
Gary P. Zimmerman
Senior Vice President
Mortgage Servicing

  Ex-99.3 (d)


MidAmerica
Bank (logo)

55th & Holmes Avenue
Clarendon Hills, Illinois 60514-1500
(630) 325-7300
www.midamericabank.com

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year.

A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment have been reported to Wells Fargo Bank Minnesota, N.A.;

F) All Custodial Accounts have been reconciled and are properly funded; and

G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/
Officer

First Vice President + Controller
Title

April 1, 2003
Date

Paying a higher rate of attention.


Berwyn Broadview Burbank Burr Ridge Chicago Cicero Clarendon Hills Downers Grove LaGrange Park Naperville Norridge Riverside Romeoville St. Charles Tinley Park Westchester Western Springs Wheaton

Equal Housing Lender
FDIC Insured

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